Form 10-Q
period 2012-12-31
Accelerated Acquisition XVII, Inc.
filed 2013-02-14
CIK 1534629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December31, 2012

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
 (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 5,000,000 shares outstanding as of February 13, 2013.

ACCELERATED ACQUISITIONS XVII, INC.

Table of Contents

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

	Balance Sheet as of December 31, 2012 (inception) to June 30, 2012	3

	Statements of Operations for the Period three months ended December 31, 2012 and for the cumulative period from inception (October 21, 2011) to December 31, 2012 (unaudited)	4

	Statement of Changes in Stockholders’ Equity	5

	Statements of Cash Flows for the three months ended December 31, 2012 and for the cumulative period from inception (October 21, 2011) to December 31, 2012 (unaudited)	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	(Removed and Reserved)	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

PART - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
Balance Sheets

	December, 2012	September 30, 2012
Assets:	(Unaudited)	(Audited)

Current Assets:

Cash	$8	$56

Total Assets	8	56

Shareholders' Equity;

Common Stock, 100,000,000 shares authorized ( par value $.0001) and 5,000,000 shares issued and outstanding as of December 30, 2012 and September 30, 2012, respectively (1)	500	500
Additional Paid in capital	8,825	2,325
Accumulated Deficit	(9,317)	(2,769)

	8	56
Total Liabilities and Shareholders' Equity	$8	$56

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended December 31, 2012	Cumulative from October 21, 2011 (the date of inception) to December 31, 2012

Revenue	$-	$-

Operating Expenses:
General and Administrative	6,548	9,317

Operating Loss	6,548	9,317

Net loss	$(6,548)	$(9,317)

Net loss per share ( basic and diluted)	$(0.00)

Weighted Average Number of Common Shares Outstanding	5,000,000

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
Statements of Changes in Shareholders' Equity
(Unaudited)

	Number of Common Shares	Amount	Additional Paid-In Capital	Deficit Accumulated during development stage	Total

Balance at inception	-	$-	$-	$-	$-

Issuance of Common Stock
Founders for cash	5,000,000	500	1,500	-	2,000

Forgiveness of shareholder advances	-	-	825	-	825

Net Loss	-	-	-	(2,769)	(2,769)
Balance at September 30,2012	5,000,000	500	2,325	(2,769)	56

Net Loss	-	-	-	(6,548)	(6,548)
Forgiveness of Shareholder advances	-	-	6,500	-	6,500

Balance as of December 31, 2012 (Unaudited)	5,000,000	$500	$8,825	$(9,317)	$8

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
Cash Flow
(Unaudited)

	For the Three Months Ended December 31, 2012	Cumulative since October 21, 2009 inception) to December 31, 2012

Operating Activities

Net loss	$(6,548)	$(9,317)

Net Cash used in operations	(6,548)	(9,317)

Financing Activities

Proceeds from the issurance of common stock	-	2,000
Shareholder advances	6,500	7,325

Net cash provided by financing activities	6,500	9,325

Net increase (decrease) in cash	(48)	8

Cash at the Beginning of the Period:	56	-

Cash at the End of the Period	$8	$8

The accompanying notes are an integral part of these financial statements.

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

The accompanying Interim Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K filed on December 28, 2012. The December 31, 2012 financial statements presented herein may not be indicative of the results of the Company for the year ending September 30, 2013.

(c)	Use of Estimates

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company has no cash equivalent as of December 31, 2012 and September 30, 2012.

ACCELERATED ACQUISITIONS XVII, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

(f)	Loss Per Common Share

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

• Level 3 inputs are unobservable inputs for the asset or liability.
The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments.

(h	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $9,317, used cash from operations of $9,317 since its inception, and had $8 working capital at December 31, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

(i)	Use of Estimates:

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

ACCELERATED ACQUISITIONS XVII, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

(j)	Recent Accounting Pronouncements

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

The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carry forward in the financial statements. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as follows:

	December 31, 2012	September 30, 2012
Gross deferred tax assets	9,317.00	2,769.00

Valuation allowance	(9,317)	(2,769)

Net deferred tax asset	—	—

As of December 31, 2012 all of the federal net operating loss carry forwards expire in the tax year 2030. Federal tax laws impose significant restrictions on the utilization of net operating loss carry forwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carry forwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of both the date of adoption and as of December 31, 2012 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company is subject to federal and state examinations for the year 2011 forward. There are no tax examinations currently in progress.

NOTE 3	-	RELATED PARTY TRANSACTIONS:

Accelerated Venture Partners, LLC, the only shareholder of the Company, paid $6,548 operating expenses on behalf of the Company and re-invoice the full amount of expenses to the Company for the period ended December 31, 2012.

Accelerated Venture Partners, LLC, advances $6,500 to the Company and forgive the full amount during the period ended December 31, 2012.

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

Results of Operations

For the three months ending December 31, 2012, the Company had no revenues and incurred general and administrative expenses of $6,548 and from inception (October 21, 2011) through December 31, 2011 the Company had no revenues and incurred general and administrative expenses of $1,800.

For the period from inception (October 21, 2011) through December 31, 2012, the Company had no activities that produced revenues from operations and had a net loss of $(9,317), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in November 2011 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of December 31, 2012, the Company had assets equal to $8 and had no current liabilities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:
For the Cumulative Period from Inception (October 21, 2011) through December 31, 2012
Operating activities	$(9,317)
Investing activities	-
Financing activities	$9,325

Net effect on cash	$8

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations

Plan of Operations

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

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

Dated: February 13, 2013
ACCELERATED ACQUISITIONS XVII, INC.

	By:	/s/ Timothy J. Neher
Timothy J. Neher
President

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

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