Form 10-Q
period 2013-03-31
Accelerated Acquisition XVII, Inc.
filed 2013-05-15
CIK 1534629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 5,000,000 shares outstanding as of May 14, 2013.

ACCELERATED ACQUISITIONS XVII, INC.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited)	3

	Balance Sheets as of March 31, 2013 (unaudited) and September 30, 2012 (audited)	3

	Statements of Operations for the three and six months ended March 31, 2013 and period from inception (October 21, 2011) through March 31, 2013 (unaudited)	4

	Statement of Changes in Stockholders’ Deficit	5

	Statements of Cash Flows for the three and six months ended March 31, 2013 and period from inception (October 21, 2011) to March 31, 2013 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item4T.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	(Reserved and Removed)	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

PART - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
Balance Sheets

	As of
	March 31,	September 30,
	2013	2012
ASSETS:	(Unaudited)	(Audited)

Current Assets:

Cash	$-	$56

Total Assets	$-	$56

LIABILIITES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:

Bank overdraft	$40	$-

Total Current Liabilities	40	-

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding
Common Stock, 100,000,000 shares authorized ( par value $.0001) and 5,000,000 shares issued and outstanding	$500	$500
Additional Paid in capital	8,825	2,325
Accumulated Deficit	(9,365)	(2,769)

Total stockholders' deficit	(40)	56
Total Liabilities and Shareholders' Equity	$-	$56

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31, 2013	For the Six months ended March 31, 2013	Cumulative from October 21, 2011 ( the date of inception) to March 31, 2013

Revenue	$-	-	$-

Operating Expenses:
General and Administrative	48	6,596	9,365

Operating Loss	(48)	(6,596)	(9,365)

Net loss	$(48)	(6,596)	$(9,365)

Net loss per share ( basic and diluted)	$(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
Statements of Changes in Shareholders' Equity
(Unaudited)

	Number of Common Shares	Amount	Additional Paid-In Capital	Deficit Accumulated during development stage	Total

Balance at inception	-	$-	$-	$-	$-

Issuance of Common Stock
Founders for cash	5,000,000	500	1,500	-	2,000

Forgiveness of shareholder advances	-	-	825	-	825

Net Loss	-	-	-	(2,769)	(2,769)
Balance at September 30,2012	5,000,000	500	2,325	(2,769)	56

Forgiveness of Shareholder advances	-	-	6,500	-	6,500
Net Loss				(6,596)	(6,596)

Balance as of March 31, 2013 (Unaudited)	5,000,000	$500	$8,825	$(9,365)	$(40)

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
Cash Flow
(Unaudited)

	For the Six Months Ended March 31, 2013	From Inception (October 21, 2011) through March 31, 2013

Operating Activities

Net loss	$(6,596)	(9,365)

Net Cash used in operations	(6,596)	(9,365)

Financing Activities

Proceeds from the issurance of common stock	-	2,000
Shareholder advances	6,500	7,325

Net cash provided by financing activities	6,500	9,325

Net decrease in cash	(96)	(40)

Cash at the Beginning of the Period:	56	-

Cash (Bank Overdraft) at the End of the Period	$(40)	(40)

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

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

(b) Basis of Presentation

The accompanying Interim Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K filed on December 28, 2012. The March 31, 2013 financial statements presented herein may not be indicative of the results of the Company for the year ending September 30, 2013.

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
For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company has no cash equivalent as of March 31, 2013 and September 30, 2012.

ACCELERATED ACQUISITIONS XVII, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

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

• Level 3 inputs are unobservable inputs for the asset or liability.
The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments.

(h)	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $9,365, used cash from operations of $9,365 since its inception, and had $(40) working capital at March 31, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

ACCELERATED ACQUISITIONS XVII, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

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

(j)	Recent Accounting Pronouncements

Adopted

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013.  The adoption of this update did not have a material impact on the financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02).  This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI).  The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income.  However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto.  Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail.  This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012.  The adoption of this update did not have a material impact on the financial statements.

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

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
March 31, 2013
(Unaudited)

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

	March 31, 2013	September 30, 2012
Gross deferred tax assets	9,365	2,769

Valuation allowance	(9,365)	(2,769)

Net deferred tax asset	—	—

As of March 31, 2013 all of the federal net operating loss carry forwards expire in the tax year 2030. Federal tax laws impose significant restrictions on the utilization of net operating loss carry forwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carry forwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of both the date of adoption and as of March 31, 2013 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company is subject to federal and state examinations for the year 2011 forward. There are no tax examinations currently in progress.

NOTE 3	-	RELATED PARTY TRANSACTIONS:

Accelerated Venture Partners, LLC, the only shareholder of the Company, paid $6,596 operating expenses on behalf of the Company and re-invoice the full amount of expenses to the Company for the six months ended March 31, 2013.

Accelerated Venture Partners, LLC, advances $6,500 to the Company and forgive the full amount during the six months ended March 31, 2013.

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

Results of Operations

For the three months ending March 31, 2013, the Company had no revenues and incurred general and administrative expenses of $48 in bank fees. For the six months ending March 31, 2013, the Company had no revenues and incurred general and administrative expenses of $6,596.

For the period from inception (October 21, 2011) through March 31, 2013, the Company had no activities that produced revenues from operations and had a net loss of $(9,365), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in November 2011 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of March 31, 2013, the Company had assets deficit equal to $(40) and had no current liabilities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:
For the Cumulative Period from Inception (October 21, 2011) through March 31, 2013

Operating activities	$(9,365)
Investing activities	-
Financing activities	$9,325

Net effect on cash	$(40)

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

ITEM 4T.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under the Exchange Act is  accumulated and communicated to our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

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

Dated: May 14, 2013
ACCELERATED ACQUISITIONS XVII, INC.

	By:	/s/ Timothy J. Neher
Timothy J. Neher
President

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

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