Form 10-Q
period 2013-06-30
Accelerated Acquisition XVII, Inc.
filed 2013-08-14
CIK 1534629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 5,000,000 shares outstanding as of August 14, 2013.

ACCELERATED ACQUISITIONS XVII, INC.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited)	3

	Balance Sheets as of June 30, 2013 (unaudited) and September 30, 2012 (audited)	3

	Statements of Operations for the three and six months ended June 30, 2013 and period from inception (October 21, 2011) through June 30, 2013 (unaudited)	4

	Statement of Changes in Stockholders’ Deficit (unaudited)	5

	Statements of Cash Flows for the six months ended June 30, 2013 and period from inception (October 21, 2011) to June 30, 2013 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item4T.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	(Reserved and Removed)	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

PART - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
Balance Sheets

	As of
	June 30,	September 30,
	2013	2012
ASSETS:	(Unaudited)	(Audited)

Current Assets:

Cash	$-	$56

Total Assets	$-	$56

LIABILIITES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:

Bank overdraft	$40	$-

Total Current Liabilities	40	-

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding
Common Stock, 100,000,000 shares authorized ( par value $.0001) and 5,000,000 shares issued and outstanding	$500	$500
Additional Paid in capital	8,865	2,325
Accumulated Deficit	(9,365)	(2,769)

Total Liabilities and Shareholders' Equity	$-	$56

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,		Inception (October 21, 2011) through June 30, 2013 (Cumulative)

	2013	2012	2013	2012
Revenues	$-	$-	$-	$-	-

Operating expenses
General and administrative	-	-	6,596	2,625	9,365

Operating loss	-	-	6,596	2,625	9,365

Net loss	-	-	(6,596)	(2,625)	(9,365)

Basic and diluted net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Shares used in basic and diluted net loss per share calculation	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
Statements of Changes in Shareholders' Equity
(Unaudited)

	Number of Common Shares	Amount	Additional Paid-In Capital	Deficit Accumulated during development stage	Total

Balance at inception	-	$-	$-	$-	$-

Issuance of Common Stock
Founders for cash	5,000,000	500	1,500	-	2,000

Forgiveness of shareholder advances	-	-	825	-	825

Net Loss	-	-	-	(2,769)	(2,769)
Balance at September 30,2012	5,000,000	500	2,325	(2,769)	56

Forgiveness of Shareholder advances	-	-	6,540	-	6,540
Net Loss				(6,596)	(6,596)

Balance as of June 30, 2013 (Unaudited)	5,000,000	$500	$8,865	$(9,365)	$0

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
Cash Flow
(Unaudited)

	For the Nine Months Ended June 30, 2013	From Inception (October 21, 2011) through June 30,, 2013

Operating Activities

Net loss	$(6,596)	(9,365)

Net Cash used in operations	(6,596)	(9,365)

Financing Activities

Proceeds from the issurance of common stock	-	2,000
Shareholder advances	6,540	7,325

Net cash provided by financing activities	6,540	9,325

Net decrease in cash	(56)	-

Cash at the Beginning of the Period:	56	-

Cash (Bank Overdraft) at the End of the Period	$-	-

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
June 30, 2013
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

(b)   Basis of Presentation

The accompanying Interim Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K filed on December 28, 2012. The June 30, 2013 financial statements presented herein may not be indicative of the results of the Company for the year ending September 30, 2013.

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

(d)	Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves to this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

ACCELERATED ACQUISITIONS XVII, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

(e)	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company has no cash equivalent as of June 30, 2013 and September 30, 2012.

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $9,365, used cash from operations of $9,365 since its inception, and had $(40) working capital at June 30, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

ACCELERATED ACQUISITIONS XVII, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
June 30, 2013
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
June 30, 2013
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

	June 30, 2013	September 30, 2012
Gross deferred tax assets	9,365	2,769

Valuation allowance	(9,365)	(2,769)

Net deferred tax asset	—	—

As of June 30, 2013 all of the federal net operating loss carry forwards expire in the tax year 2030. Federal tax laws impose significant restrictions on the utilization of net operating loss carry forwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carry forwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of both the date of adoption and as of June 30, 2013 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company is subject to federal and state examinations for the year 2011 forward. There are no tax examinations currently in progress.

NOTE 3	-	RELATED PARTY TRANSACTIONS:

Accelerated Venture Partners, LLC, the only shareholder of the Company, paid $6,596 operating expenses on behalf of the Company and re-invoice the full amount of expenses to the Company for the six months ended June 30, 2013.

Accelerated Venture Partners, LLC, advances $6,500 to the Company and forgive the full amount during the nine months ended June 30, 2013.

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

Results of Operations

For the three months ending June 30, 2013, the Company had no revenues and incurred general and administrative expenses of $0. For the nine months ending June 30, 2013, the Company had no revenues and incurred general and administrative expenses of $6,596.

For the period from inception (October 21, 2011) through June 30, 2013, the Company had no activities that produced revenues from operations and had a net loss of $(9,365), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in November 2011 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of June 30, 2013, the Company had assets deficit equal to $(40) and had no current liabilities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:
For the Cumulative Period from Inception (October 21, 2011) through June 30, 2013

Operating activities	$(9,365)
Investing activities	-
Financing activities	$9,365

Net effect on cash	$-

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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

Dated: August 14, 2013
ACCELERATED ACQUISITIONS XVII, INC.

	By:	/s/ Timothy J. Neher
Timothy J. Neher
President

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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