Form 10-K
period 2013-09-30
Accelerated Acquisition XVII, Inc.
filed 2013-12-30
CIK 1534629

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

As of December 30, 2013, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of December 30, 2013 there were 5,000,000 shares of common stock, par value $.0001, outstanding.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of December 30, 2013, there was 1 holder of record of the Common Stock.

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

Liquidity and Capital Resources

        As of September 30, 2013 and 2012, the Company had a total of $0 and $56 in assets, respectively. The Company also had $0 and $0 current liabilities as of September 30, 2013 and 2012, respectively.

The following is a summary of the Company's cash flows provided by (used in) operating , and financing activities for the years ended September 30, 2013 and 2012:

	2013	2012
Net Cash Used In Operating Activities	$(6,596)	$(2,769)
Net Cash Provided By Financing Activities	6,540	2,825
Net Increase (Decrease) In Cash	$(56)	$56

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 21, 2011 (Inception) to September 30, 2013.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the year ended September 30, 2012, the Company had a net loss of $2,769, consisting of legal, accounting, audit, filing and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10 and Quarterly Reports on Form 10-Q.

For the year ended September 30, 2013, the Company had a net loss of $6,596, consisting of legal, accounting, audit, filing and other professional service fees incurred in relation to the filing Quarterly Reports on Form 10-Q.

For the period from inception (October 21, 2011) to September 30, 2013, the Company had a net loss of $9,365, consisting of legal, accounting, audit, filing and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10 and Quarterly Reports on Form 10-Q.

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

ACCELERATED ACQUISITIONS XVII, INC.
A DEVELOPMENT STAGE COMPANY
September 30, 2013

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	10

Balance Sheet as of September 30, 2013 and September 30, 2012	11

Statement of Operations for the period ended September 30, 2013, period ended September 30, 2012 and from inception (October 21, 2011) through September 30, 2013	12

Statement of Stockholders’ Equity for the period from inception (October 21, 2011) through September 30, 2013	13

Statement of Cash Flows for the period ended September 30, 2013, period ended September 30, 2012 and from inception (October 21, 2011) through September 30, 2013	14

Notes to Financial Statements	15

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Accelerated Acquisitions XVII, Inc.
(A Development Stage Company)
We have audited the accompanying balance sheets of Accelerated Acquisitions XVII, Inc. (a development stage company) as of September 30, 2013 and 2012 and the related statements of operations, stockholder's equity and cash flows for the years then ended and the period from inception through to September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelerated Acquisitions XVII, Inc. (a development stage company) as of September 30, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and the period from inception through to September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss since inception, had a net accumulated deficit and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, CA
December 30, 2013

PART - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	September 30,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash	$-	$56

TOTAL ASSETS	-	56

LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding at September 30, 2013 and September 30, 2012	500	500

Additional paid-in capital	8,865	2,325
Accumulated Deficit	(9,365)	(2,769)

TOTAL SHAREHOLDERS' EQUITY	$-	$56

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			October 21,
			2011
			(Inception)
	Year ended	Year ended	Through
	September 30,	September 30,	September 30,
	2013	2012	2013

Revenues	$-	$-	$-

Operating expenses:
General and administrative	$6,596	$2,769	$9,365

Operating loss	$6,596	$2,769	$9,365

Net loss	$(6,596)	$(2,769)	$(9,365)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Basic earnings (loss) per share - Basic and diluted
Weighted average number of common shares outstanding	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER’S EQUITY

	Number of Common Shares	Amount	Additional Paid-In Capital	Deficit Accumulated during development stage	Total

Balance at inception	-	$-	$-	$-	$-

Issuance of Common Stock
Founders for cash	5,000,000	500	1,500	-	2,000

Forgiveness of shareholder advances	-	-	825	-	825

Net Loss	-	-	-	(2,769)	(2,769)
Balance at September 30,2012	5,000,000	500	2,325	(2,769)	56

Forgiveness of Shareholder advances	-	-	6,540	-	6,540
Net Loss				(6,596)	(6,596)

Balance as of September 30, 2013	5,000,000	$500	$8,865	$(9,365)	$-

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW

	September 30, 2013	September 30, 2012	Inception (October 21, 2011) through September 30, 2013 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(6,596)	$(2,769)	$(9,365)
Net cash used in operations	(6,596)	(2,769)	(9,365)
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	2000	2,000
Shareholder advances	6,540	825	7,365
Net cash provided by financing activities	6,540	2,825	9,365
Net increase (decrease) in cash	(56)	56
Cash at beginning of period	56	-	-

Cash at end of period	$-	$56	$-

The accompanying notes are an integral part of these financial statements.

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
                For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash and $56 cash at September 30, 2013 and 2012, respectively.

(f)	Loss Per Common Share
                Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.  The Company has incurred a loss during the current period; therefore any potentially dilutive shares are excluded, as they would be anti-dilutive. The Company does not have any potentially dilutive instruments for this reporting period.

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
The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage and had no working capital at September 30, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

 ACCELERATED ACQUISTIONS XVII, INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 3	-	RELATED PARTY TRANSACTIONS
At inception, the Company issued 5,000,000 shares of restricted common stock to the majority shareholder for initial funding, in the amount of $2,000.

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

Accelerated Venture Partners, LLC, the only shareholder of the Company, paid $6,540 operating expenses on behalf of the Company and re-invoice the full amount of expenses to the Company for the period ended September 30, 2013.

Accelerated Venture Partners, LLC, advances $6,540 to the Company and forgive the full amount during the period ended September 30, 2013.

NOTE 4	-	INCOME TAXES

The Company has incurred net operating losses of $9,365 since inception. The Company has not reflected any benefit of such net operating loss carry forward in the financial statements.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

 ACCELERATED ACQUISTIONS XVII, INC.
(A Development Stage Company)
Notes to Financial Statements

             Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets.

As of September 30, 2013, the Company had a net operating loss carryforward of approximately $9,365, which will begin to expire in the tax year 2028.

             Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

             The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of September 30, 2013 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2011 forward. There are no tax examinations currently in progress.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s management including the President, concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended September 30, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s sole officer and director:

Name	Age	Position

Timothy J. Neher	48	President, Secretary, Treasurer and director

Timothy J. Neher, has been the President, Secretary and sole director of the Company since its founding in May 2010. Mr. Neher is the founding partner of Accelerated Venture Partners, LLC, a private venture capital firm based in Foster City, California, and has over 15 years of experience in connection with the provision of debt and equity financing, mergers and public offering transactions. Mr. Neher is a Director of Pinpointed Solutions Inc. a private company since 2008, Director of Ipaypod Inc., a private company since 2007, Director of Internet Card Present, Inc., a private company since 2007 and Director of Virolab, Inc a public company since 2010. He is also the President, Secretary and sole director of the following public reporting companies:  Accelerated Acquisitions XIX.  Prior to founding Accelerated Venture Partners, Internet Card Present Industries, Pinpointed Solutions and Ipaypod, Timothy was Chairman and Chief Executive Officer of Wherify Wireless, a private to public company from 1999 to 2007.  Other past experience includes roles as VP of Marketing & Sales for CTH Consumer Plastics and VP of Operations for Windy City Product Development.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended September 30, 2013 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following table sets forth, as of September 30, 2013, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of common stock of the Company. Unless otherwise set forth below, each of the stockholders has an address located at c/o Accelerated Venture Partners, LLC, 1840 Gateway Drive, Suite 200, Foster City, CA 94404.

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

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Peter Messineo, CPA our prior auditor, for professional services rendered for the audit of our annual financial statement and limited review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $2,000 for the period from October 21, 2011 (Inception) to September 30, 2012.  Anton & Chia, LLP was elected as our auditor in December 2012 for our Form 10-K, estimated costs will be $750 for the year end September 30, 2013.
Audit-Related Fees

There were no fees billed or to be filled by Messineo or Anton & Chia, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the period from October 21, 2011 (Inception) to September 30, 2013.

Tax Fees

There were no fees billed or to be filled by Messineo Anton & Chia, LLP for professional services for tax compliance, tax advice, and tax planning or the period from October 21, 2011 (Inception) to September 30, 2013.

All Other Fees

There were no fees billed or to be billed by Messineo or Anton & Chia, LLP for other products and services for the period from October 21, 2011 (Inception) to September 30, 2013.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2013

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

Dated: December 30, 2013	ACCELERATED ACQUISITIONS XVII, INC.

	By:	/s/ Timothy J. Neher
Timothy J. Neher
President and Director
Chief Executive Officer
Principal Executive Officer

Dated: December 30, 2013	By:	/s/ Timothy J. Neher
Timothy J. Neher
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Timothy J. Neher	President and Sole Director	December 30, 2013
Timothy J. Neher	Chief Executive Officer