Form 10-Q
period 2013-12-31
Accelerated Acquisition XVII, Inc.
filed 2014-02-14
CIK 1534629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54549

Accelerated Acquisitions XVII, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-3743440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

951 Mariners Island Boulevard, Suite 300
San Mateo, California 94404
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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 5,000,000 shares outstanding as of February 13, 2014.

ACCELERATED ACQUISITIONS XVII, INC.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited)	3

	Balance Sheets as of December 31, 2013 (unaudited) and September 30, 2013 (audited)	3

	Statements of Operations for the three months ended December 30, 2013 and 2012 and for the period from inception (October 21, 2011) through December 31, 2013 (unaudited)	4

	Statement of Changes in Stockholders’ Deficit (unaudited)	5

	Statements of Cash Flows for the three months ended December 31, 2013 and 2012 and for the period from inception (October 21, 2011) to December 31, 2013 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item4T.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 1A	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	(Reserved and Removed)	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signatures		16

PART - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
Balance Sheets

	December 31,	September 30,
	2013	2013
ASSETS

CURRENT ASSETS:
Cash	$-	$-

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding at December 31, 2013 and September 30, 2013	500	500

Additional paid-in capital	8,865	8,865
Accumulated Deficit	(9,365)	(9,365)

TOTAL SHAREHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
Statements of Operations

			October 21,
			2011
			(Inception)
	Three months ended	Three months ended	Through
	December 31,	December 31,	December 31,
	2013	2012	2013

Revenues	$-	$-	$-

Operating expenses:
General and administrative	$-	$6,548	$9,365

Operating loss	$-	$6,548	$9,365

Net loss	$-	$(6,548)	$(9,365)

Basic and diluted net loss per share	$-	$(0.00)

Basic earnings (loss) per share - Basic and diluted
Weighted average number of common shares outstanding	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
Statement of Stockholders' Equity

	Number of Common Shares	Amount	Additional Paid-In Capital	Deficit Accumulated during development stage	Total

Balance at inception	-	$-	$-	$-	$-

Issuance of Common Stock
Founders for cash	5,000,000	500	1,500	-	2,000

Forgiveness of shareholder advances	-	-	825	-	825

Net Loss	-	-	-	(2,769)	(2,769)
Balance at September 30, 2012 (Audited)	5,000,000	500	2,325	(2,769)	56

Forgiveness of Shareholder advances	-	-	6,540	-	6,540
Net Loss	-	-	-	(6,596)	(6,596)

Balance as of September 30, 2013 (Audited)	5,000,000	500	8,865	(9,365)	-
Net Loss	-	-	-	-	-

Balance as of December 31, 2013 (Unaudited)	5,000,000	$500	$8,865	$(9,365)	$-

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
Cash Flow

	December 31, 2013	December 31, 2012	Inception (October 21, 2011) through December 31, 2013 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$-	$(6,548)	$(9,365)
Net cash used in operations	-	(6,548)	(9,365)
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	2,000
Shareholder advances	-	6,500	7,365
Net cash provided by financing activities	-	6,500	9,365
Net increase (decrease) in cash	-	(48)
Cash at beginning of period	-	56	-

Cash at end of period	$-	$8	$-

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
A Development Stage Company
December 31, 2014
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
                For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash and $8 cash at December 31, 2013 and 2012, respectively.

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

ACCELERATED ACQUISITIONS XVII, INC.
A Development Stage Company
December 31, 2014
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
The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage and had no working capital at December 31, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

ACCELERATED ACQUISITIONS XVII, INC.
A Development Stage Company
December 31, 2014
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

ACCELERATED ACQUISITIONS XVII, INC.
A Development Stage Company
December 31, 2014
Notes to Financial Statements

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

As of December 31, 2013, the Company had a net operating loss carryforward of approximately $9,365, which will begin to expire in the tax year 2028.

             Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

             The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of December 31, 2013 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2011 forward. There are no tax examinations currently in progress.

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
December 31, 2014
Notes to Financial Statements

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

Results of Operations

For the three months ending December 31, 2013, the Company had no revenues and incurred general and administrative expenses of $0.

For the period from inception (October 21, 2011) through December 31, 2013, the Company had no activities that produced revenues from operations and had a net loss of $(9,365), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in November 2011 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of December 31, 2013, the Company had assets deficit equal to $(40) and had no current liabilities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (October 21, 2011) through December 31, 2013

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended December 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

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

Dated: February 13, 2014
ACCELERATED ACQUISITIONS XVII, INC.

	By:	/s/ Timothy J. Neher
Timothy J. Neher
President

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

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

17