Form 10-Q
period 2014-03-31
Accelerated Acquisition XVII, Inc.
filed 2014-05-07
CIK 1534629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 5,000,000 shares outstanding as of May 6, 2014.

ACCELERATED ACQUISITIONS XVII, INC.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited)	3

	Balance Sheets as of March 31, 2014 (unaudited) and September 30, 2013 (audited)	3

	Statements of Operations for the three and six months ended March 31, 2014 and 2013 and period from inception (October 21, 2011) through March 31, 2014 (unaudited)	4

	Statement of Changes in Shareholder’s Deficit (unaudited)	5

	Statements of Cash Flows for the six months ended March 31, 2014 and 2013 and period from inception (October 21, 2011) to March 31, 2014 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

PART - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31,	September 30,
	2014	2013
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash	$-	$-

TOTAL ASSETS	-	-

LIABILITIES AND SHAREHOLDER’S DEFICIT

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding at March 31, 2014 and September 30, 2013	500	500
Additional paid-in capital	8,865	8,865
Accumulated Deficit	(9,365)	(9,365)
TOTAL SHAREHOLDER’S DEFICIT	-	-

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March, 31		Six months ended March 31		Inception (October 21,
					2011) through
	2014	2013	2014	2013	March 31, 2014
Revenues	$-	$-	$-	$-	-
Operating expenses

General and administrative	-	48	-	6,596	9,365

Operating loss	-	48	-	6,596	9,365

Net loss	-	(48)	-	(6,596)	(9,365)

Basic and diluted net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Shares used in basic and diluted net loss per share calculation	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF SHAREHOLDER’S DEFICIT (Unaudited)

	Number of Common Shares	Amount	Additional Paid-In Capital	Deficit Accumulated during development stage	Total

Balance at inception	-	$-	$-	$-	$-

Issuance of Common Stock
Founders for cash	5,000,000	500	1,500	-	2,000

Forgiveness of shareholder advances	-	-	825	-	825

Net Loss	-	-	-	(2,769)	(2,769)
Balance at September 30, 2012 (audited)	5,000,000	500	2,325	(2,769)	56

Forgiveness of Shareholder advances	-	-	6,540	-	6,540
Net Loss				(6,596)	(6,596)

Balance as of September 30, 2013 (audited)	5,000,000	$500	$8,865	$(9,365)	$-
Net Loss		-	-	-
Balance as of March 31, 2014	5,000,000	$500	$8,865	$(9,365)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended March 31, 2014	Six months ended March 31, 2013	Inception (October 21, 2011) through March 31, 2014
OPERATING ACTIVITIES:
Net loss	$-	$(6,596)	$(9,365)
Net cash used in operations	-	(6,596)	(9,365)
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-		2,000
Shareholder advances	-	6,500	7,365
Net cash provided by financing activities	-	6,500	9,365
Net increase (decrease) in cash	-	(96)	-
Cash at beginning of period	-	56	-

Cash at end of period	$-	$(40)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
March 31, 2014
Notes to Condensed Financial Statements (Unaudited)

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
                For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash at March 31, 2014 and September 30, 2013, respectively.

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

ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
March 31, 2014
Notes to Condensed Financial Statements (Unaudited)

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

ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
March 31, 2014
Notes to Condensed Financial Statements (Unaudited)

NOTE 2	-	GOING CONCERN
The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had a deficit accumulated of $9,365 during the development stage and had no working capital at March 31, 2014. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 3	-	RELATED PARTY TRANSACTIONS
At inception, the Company issued 5,000,000 shares of restricted common stock to the majority shareholder for initial funding, in the amount of $2,000.

The Company does not have employment contracts with its sole officer and director, who is the majority shareholder.

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

Accelerated Venture Partners, LLC, the only shareholder of the Company, paid $6,540 operating expenses on behalf of the Company and re-invoiced the full amount of expenses to the Company for the period ended September 30, 2013.

Accelerated Venture Partners, LLC, advanced $6,540 to the Company and forgive the full amount during the period ended September 30, 2013.

ACCELERATED ACQUISITIONS XVII, INC.
(A Development Stage Company)
March 31, 2014
Notes to Condensed Financial Statements (Unaudited)

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

As of March 31, 2014, the Company had a net operating loss carryforward of approximately $9,365, which will begin to expire in the tax year 2028.

             Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

             The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of March 31, 2014 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2011 forward. There are no tax examinations currently in progress.

NOTE 5	-	RECENT ACCOUNTING PRONOUNCEMENTS

Recent  accounting pronouncements issued by the FASB ,the AICPA and the SEC did not ,or are not believed by management to have a material effect on the Company’s present of future financial statements.

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

Results of Operations

For the six months ending March 31, 2014, the Company had no revenues and incurred general and administrative expenses of $0.

For the period from inception (October 21, 2011) through March 31, 2014, the Company had no activities that produced revenues from operations and had a net loss of $(9,365), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in November 2011 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of March 31, 2014, the Company had no assets no current liabilities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:
For the Cumulative Period from Inception (October 21, 2011) through March 31, 2014

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

ITEM 4. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

Dated: May 7, 2014
ACCELERATED ACQUISITIONS XVII, INC.

	By:	/s/ Timothy J. Neher
Timothy J. Neher
President Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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