Form 10-K/A
period 2013-09-30
Accelerated Acquisition XVII, Inc.
filed 2014-08-13
CIK 1534629

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

Management’s report on internal control over financial reporting pursuant to section 404 of the US Sarbanes-Oxley Act

The Board of Management of Accelerated Acquisitions XVII, Inc. (the Company) is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the US Securities Exchange Act). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with IFRS as issued by the IASB.

Internal control over financial reporting includes maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

The Board of Management conducted an assessment of the Company’s internal control over financial reporting based on the “Internal Control-Integrated Framework” established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, the Board of Management concluded that, as of September 30, 2013, the Company’s internal control over financial reporting is considered not effective.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2013, as included in this Form 10K financial statements, has been audited by Anton &Chi, LLP, an independent registered public accounting firm, as stated in their report which follows hereafter.

Board of Management

September 30, 2013

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

Dated: August 12, 2014	ACCELERATED ACQUISITIONS XVII, INC.

	By:	/s/ Timothy J. Neher
Timothy J. Neher
President and Director
Chief Executive Officer
Principal Executive Officer

Dated: August 12, 2014	By:	/s/ Timothy J. Neher
Timothy J. Neher
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Timothy J. Neher	President and Sole Director	August 12, 2014
Timothy J. Neher	Chief Executive Officer