Form 10-Q
period 2014-06-30
Accelerated Acquisition XVII, Inc.
filed 2014-08-14
CIK 1534629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 5,000,000 shares outstanding as of August 14, 2014.

ACCELERATED ACQUISITIONS XVII, INC.

- INDEX -

PART - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
ACCELERATED ACQUISITIONS XVII, INC.
CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2014	2013
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$-	$-

TOTAL ASSETS	-	-

LIABILITIES AND SHAREHOLDER’S DEFICIT

Accounts payable	1,250	-

TOTAL CURRENT LIABILITIES	1,250	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding at June 30, 2014 and September 30, 2013, respectively	500	500
Additional paid-in capital	8,865	8,865
Accumulated Deficit	(10,615)	(9,365)
TOTAL SHAREHOLDER’S DEFICIT	(1,250)	-

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30		Nine months ended June 30
	2014	2013	2014	2013
Operating expenses
General and administrative	$1,250	$-	$1,250	$6,596

Operating loss	(1,250)	-	1,250	(6,596)

Net loss	$(1,250)	$-	$1,250	$(6,596)

Basic and diluted net loss per share	$-	$-	$-	$-

Weighted average number of common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30, 2014	Nine months ended June 30, 2013
OPERATING ACTIVITIES:
Net loss	$(1,250)		$(6,596)
Change in operating assets and liabilites
Accounts Payable	1250
Net cash used in operating activities	-		(6,596)
FINANCING ACTIVITIES:
Shareholder advances	-		6540
Net cash provided by financing activities	-		6,540
Net increase (decrease) in cash	-		(56)
Cash at beginning of period	-		56

Cash at end of period	$-	$

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
June 30, 2014
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
                The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP").

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

(d)	Cash and Cash Equivalents
                For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash or cash equivalents at June 30, 2014 and September 30, 2013, respectively.

(e)	Loss Per Common Share
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

ACCELERATED ACQUISITIONS XVII, INC.
June 30, 2014
Notes to Condensed Financial Statements (Unaudited)

(f)	Fair Value of Financial Instruments
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
June 30, 2014
Notes to Condensed Financial Statements (Unaudited)

NOTE 2	-	GOING CONCERN
The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company had a deficit accumulated of $10,615 during the development stage and had no working capital at June 30, 2014. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

Accelerated Venture Partners, LLC, the only shareholder of the Company, paid $6,540 operating expenses on behalf of the Company and re-invoiced the full amount of expenses to the Company for the period ended September 30, 2013.Accelerated Venture Partners, LLC forgave the full amount during the period ended September 30, 2013.

ACCELERATED ACQUISITIONS XVII, INC.
June 30, 2014
Notes to Condensed Financial Statements (Unaudited)

NOTE 4	-	INCOME TAXES

The Company has incurred net operating losses of $10,615 since inception. The Company has not reflected any benefit of such net operating loss carry forward in the financial statements.

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

As of June 30, 2014, the Company had a net operating loss carryforward of approximately $10,615 which will begin to expire in the tax year 2028.

 Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

 The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of June 30, 2014 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2011 forward. There are no tax examinations currently in progress.

NOTE 5	-	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

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

Results of Operations

For the nine months ending June 30, 2014, the Company had no revenues and incurred general and administrative expenses of $1,250.

For the period from inception (October 21, 2011) through June 30, 2014, the Company had no activities that produced revenues from operations and had a net loss of $(10,615), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in November 2011 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of June 30, 2014, the Company had no assets and current liabilities $1,250.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the nine months ended June 30, 2014

Operating activities	$-
Investing activities	-
Financing activities	$-

Net effect on cash	$-

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

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

Dated: August 14, 2014
ACCELERATED ACQUISITIONS XVII, INC.

	By:	/s/ Timothy J. Neher
Timothy J. Neher
President Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

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