Form 10-K/A
period 2013-09-30
Accelerated Acquisition XVII, Inc.
filed 2014-08-27
CIK 1534629

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 3)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 3 to the Company's Annual  Report on Form 10-K for the period ended September 31, 2013, filed with the Securities and Exchange Commission on December 30, 2014 (the "Form 10-K"), is to correct the disclosure in Item 9A(T). Item 9A(T) contained an erroneous reference to not including a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. It is corrected with the amendment.  Also, Item 9A(T) is amended to disclose that the Company's internal controls were inadequate because the Company did not have the proper disclosure in this section of the filing as required by the SEC.

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

Based on this evaluation, our chief executive officer (our principal executive officer principal financial officer and principal accounting officer) concluded that as of September 30, 2013 our disclosure controls and procedures were not effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure. Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

The determination that our disclosure of controls and procedures were not effective as of September 30, 2013 are a result of:

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting pursuant to section 404 of the US Sarbanes-Oxley Act

The Board of Management of Accelerated Acquisitions XVII, Inc. (the Company) is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the US Securities Exchange Act). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with the United States Generally Accepted Accounting Principles (US GAAP) Standards.

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

The Board of Management conducted an assessment of the Company’s internal control over financial reporting based on the “Internal Control-Integrated Framework” established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). Based on that assessment, the Board of Management concluded that, as of September 30, 2013, the Company’s internal control over financial reporting is considered not effective.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2013, has not been audited by Anton &Chia, LLP, an independent registered public accounting firm.

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

Dated: August 26, 2014	ACCELERATED ACQUISITIONS XVII, INC.

	By:	/s/ Timothy J. Neher
Timothy J. Neher
President and Director
Chief Executive Officer
Principal Executive Officer

Dated: August 26, 2014	By:	/s/ Timothy J. Neher
Timothy J. Neher
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Timothy J. Neher	President and Sole Director	August 26, 2014
Timothy J. Neher	Chief Executive Officer