Form 10-K
period 2014-09-30
Accelerated Acquisition XVII, Inc.
filed 2015-01-13
CIK 1534629

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54549

Accelerated Acquisitions XVII, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-3743440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

951 Mariners Island Blvd. Suite 300, San Mateo, CA 94404
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

As of January, 2015, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of January 7, 2015 there were 5,000,000 shares of common stock, par value $.0001, outstanding.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of January 7, 2015, there was 1 holder of record of the Common Stock.

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

Liquidity and Capital Resources

        As of September 30, 2014 and 2013, the Company had a total of $0 and $0 in assets, respectively. The Company also had $0 and $0 current liabilities as of September 30, 2014 and 2013, respectively.

The following is a summary of the Company's cash flows provided by (used in) operating, and financing activities for the years ended September 30, 2014 and 2013:

	2014	2013
Net Cash Used In Operating Activities	$(1,250)	$(6,596)
Net Cash Provided By Financing Activities	1,250	6,540
Net Increase (Decrease) In Cash	$-	$(56)

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 21, 2011 (Inception) to September 30, 2014.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the year ended September 30, 2013, the Company had a net loss of $6,596, consisting of legal, accounting, audit, filing and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10 and Quarterly Reports on Form 10-Q.

For the year ended September 30, 2014, the Company had a net loss of $1,250, consisting of legal, accounting, audit, filing and other professional service fees incurred in relation to the filing Quarterly Reports on Form 10-Q.

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
September 30, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Accelerated Acquisitions XVII, Inc.

We have audited the accompanying balance sheets of Accelerated Acquisitions XVII, Inc. as of September 30, 2014 and 2013 and the related statements of operations, stockholder's equity and cash flows for the years ended September 30, 2014 and 2013 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelerated Acquisitions XVII, Inc. as of September 30, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP
Anton & Chia, LLP

Newport Beach, CA

January 13, 2015

PART - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ACCELERATED ACQUISITIONS XVII, INC.
BALANCE SHEETS

	September 30,	September 30,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$-	$-

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding at September 30, 2014 and September 30, 2013	500	500

Additional paid-in capital	10,115	8,865
Accumulated Deficit	(10,615)	(9,365)

TOTAL SHAREHOLDERS' EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
STATEMENTS OF OPERATIONS

	Year ended	Year ended
	September 30,	September 30,
	2014	2013

Revenues	$-	$-

Operating expenses:
General and administrative	1,250	6,596

Operating loss	1,250	6,596

Net loss	$(1,250)	$(6,596)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Basic earnings (loss) per share - Basic and diluted
Weighted average number of common shares outstanding - Basic and diluted	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

	Number of Common Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at inception	-	$-	$-	$-	$-

Issuance of Common Stock
Founders for cash	5,000,000	500	1,500	-	2,000

Forgiveness of shareholder advances	-	-	825	-	825

Net Loss	-	-	-	(2,769)	(2,769)
Balance at September 30,2012	5,000,000	500	2,325	(2,769)	56

Forgiveness of Shareholder advances	-	-	6,540	-	6,540
Net Loss				(6,596)	(6,596)

Balance as of September 30, 2013	5,000,000	$500	$8,865	$(9,365)	$-
Net Loss				(1,250)	(1,250

Balance as of September 30, 2014	5,000,000	$500	$10,115	$(10,615)	$-

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
STATEMENTS OF CASH FLOW

	September 30, 2014	September 30, 2013
OPERATING ACTIVITIES:
Net loss	$(1,250)	$(6,596)
Net cash used in operations	(1,250)	(6,596)
FINANCING ACTIVITIES:
Shareholder advances	1,250	6,540
Net cash provided by financing activities	1,250	6,540
Net increase (decrease) in cash	-	(56)
Cash at beginning of period	-	56

Cash at end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

 ACCELERATED ACQUISTIONS XVII, INC.
Notes to Financial Statements

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:
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
                For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash at September 30, 2014 and 2013, respectively.

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
The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit  and had no working capital at September 30, 2014. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

Accelerated Venture Partners, LLC, advances $6,540 and $1,250 to the Company and forgive the amount during the periods ended September 30, 2013 and 2014.

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

 ACCELERATED ACQUISTIONS XVII, INC.
Notes to Financial Statements

NOTE 4	-	INCOME TAXES (continued)

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

As of September 30, 2014, the Company had a net operating loss carryforward of approximately $10,615, which will begin to expire in the tax year 2028.

             Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

             The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of September 30, 2014 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2011 forward. There are no tax examinations currently in progress.

NOTE 5	-	RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

             In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended September 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

 ACCELERATED ACQUISTIONS XVII, INC.
Notes to Financial Statements

NOTE 5	-	RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

Based on this evaluation, our chief executive officer (our principal executive officer principal financial officer and principal accounting officer) concluded that as of September 30, 2014 our disclosure controls and procedures were effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure. Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

 Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Board of Management conducted an assessment of the Company’s internal control over financial reporting based on the “Internal Control-Integrated Framework” established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). Based on that assessment, the Board of Management concluded that, as of September 30, 2014, the Company’s internal control over financial reporting is considered effective.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2014, has not been audited by Anton &Chia, LLP, an independent registered public accounting firm.

Board of Management

September 30, 2014

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s sole officer and director:

Name	Age	Position

Timothy J. Neher	49	President, Secretary, Treasurer and director

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended September 30, 2014 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following table sets forth, as of September 30, 2013, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of common stock of the Company. Unless otherwise set forth below, each of the stockholders has an address located at c/o Accelerated Venture Partners, LLC, 951 Mariners Island Blvd., Suite 300, San Mateo, CA 94404.

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

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Peter Messineo, CPA our prior auditor, for professional services rendered for the audit of our annual financial statement and limited review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $2,000 for the period from October 21, 2011 (Inception) to September 30, 2012.  Anton & Chia, LLP was elected as our auditor in December 2012 for our Form 10-K, estimated costs will be $1,250 amd $750 for the years ended September 30, 2014 and 2013, respectively.

Audit-Related Fees

There were no fees billed or to be filled by Messineo or Anton & Chia, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the period from October 21, 2011 (Inception) to September 30, 2014.

Tax Fees

There were no fees billed or to be filled by Messineo Anton & Chia, LLP for professional services for tax compliance, tax advice, and tax planning or the period from October 21, 2011 (Inception) to September 30, 2014.

All Other Fees

There were no fees billed or to be billed by Messineo or Anton & Chia, LLP for other products and services for the period from October 21, 2011 (Inception) to September 30, 2014.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2014

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

Dated: January 13, 2015	ACCELERATED ACQUISITIONS XVII, INC.

	By:	/s/ Timothy J. Neher
Timothy J. Neher
President and Director
Chief Executive Officer
Principal Executive Officer

Dated: January 13, 2015	By:	/s/ Timothy J. Neher
Timothy J. Neher
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Timothy J. Neher	President and Sole Director	January 13, 2015
Timothy J. Neher	Chief Executive Officer