Form 10-Q
period 2014-12-31
Accelerated Acquisition XVII, Inc.
filed 2015-02-24
CIK 1534629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 5,000,000 shares outstanding as of February 23, 2015.

ACCELERATED ACQUISITIONS XVII, INC.

- INDEX -

PART - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ACCELERATED ACQUISITIONS XVII, INC.
BALANCE SHEETS

	December 31,	September 30,
	2014	2014
ASSETS

CURRENT ASSETS:
Cash	$-	$-

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding at December 31, 2014 and September 30, 2014	500	500

Additional paid-in capital	10,115	10,115
Accumulated Deficit	(10,615)	(10,615)

TOTAL SHAREHOLDERS' EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
STATEMENTS OF OPERATIONS

	Three Months ended	Three Months ended
	December 31,	December 31,
	2014	2013

Revenues	$-	$-

Operating expenses:
General and administrative	-	-

Operating loss	-	-

Net loss	$-	$-

Basic and diluted net loss per share	$(0.00)	$(0.00)

Basic earnings (loss) per share - Basic and diluted
Weighted average number of common shares outstanding - Basic and diluted	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
STATEMENTS OF CASH FLOW

	Three Months ended December 31, 2014	Three Months ended December 31, 2013
OPERATING ACTIVITIES:
Net loss	$-	$-
Net cash used in operations	-	-
FINANCING ACTIVITIES:
Shareholder advances	-	-
Net cash provided by financing activities	-	-
Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-

Cash at end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XVII, INC.
Notes to Financial Statements

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

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

                  For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash at December 31, 2014 and September 30, 2014, respectively.

ACCELERATED ACQUISITIONS XVII, INC.
Notes to Financial Statements

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

ACCELERATED ACQUISITIONS XVII, INC.
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

As of December 31, 2014, the Company had a net operating loss carryforward of approximately $10,615, which will begin to expire in the tax year 2028.

             Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

             The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of December 31, 2014 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2011 forward. There are no tax examinations currently in progress.

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

ACCELERATED ACQUISITIONS XVII, INC.
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

Results of Operations

For the three months ending December 31, 2014, the Company had no revenues and incurred general and administrative expenses of $0.

For the period from inception (October 21, 2011) through December 31, 2014, the Company had no activities that produced revenues from operations and had a net loss of $(10,615), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in November 2011 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of December 31, 2014, the Company had assets deficit equal to $0 and had no current liabilities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (October 21, 2011) through December 31, 2014

Operating activities	$(10,615)
Investing activities	-
Financing activities	$(10,615

Net effect on cash	$-

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended December 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.

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

Dated: February 23, 2015
ACCELERATED ACQUISITIONS XVII, INC.

	By:	/s/ Timothy J. Neher
Timothy J. Neher
President

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.

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